Form 10-K
period 2019-12-31
CNH Equipment Trust 2017-C
filed 2020-03-23
CIK 1721257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Emerging growth company☐

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

Item 10.                               Directors, Executive Officers and Corporate Governance.

Item 11.                               Executive Compensation.

Item 12.                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.                               Certain Relationships and Related Transactions, and Director Independence.

Item 14.                               Principal Accountant Fees and Services.

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)                                                                                 (1)                                 Not applicable.

(2)               Not applicable.

(3)               The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Exhibits.

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit Number	Description

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”), as Servicer, and Citibank, N.A. (“Citibank”) , as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which for Citi are all servicing criteria set forth in Item 1122(d), except for Items 1122(d)(1)(i)-1122(d)(1)(v), 1122(d)(2)(iii), 1122(d)(2)(vi)-1122(d)(2)(vii), 1122(d)(3)(i) and 1122(d)(4)(i)-1122(d)(4)(xv), and which for NHCC are all servicing criteria set forth in Item 1122(d), except for Items 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(vi), 1122 (d)(4)(x), 1122 (d)(4)(xi), 1122 (d)(4)(xii), 1122 (d)(4)(xiii), and 1122 (d)(4)(xv).  The Report on Assessment provided by NHCC and the Report on Assessment provided by Citibank are dated as of March 13, 2020 and February 21, 2020, respectively, and as of and for a period consisting of the twelve months ended December 31, 2019. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB. Servicer Compliance Statement.

A Servicer Compliance Statement from an officer of New Holland Credit Company, LLC is included as an exhibit to this Report.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1:	Certificate of Formation of CNH Capital Receivables LLC (Filed as Exhibit 3.1 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

Exhibit 3.2:	Limited Liability Company Agreement of CNH Capital Receivables LLC (Filed as Exhibit 3.2 to registrant’s Form SF-3 filed on December 21, 2018, and incorporated herein by reference).

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

March 23, 2020

CNH EQUIPMENT TRUST 2017-C

By:	New Holland Credit Company, LLC, as Servicer

By:	/s/ Carlo Alberto Sisto
Name:	Carlo Alberto Sisto
Title:	President (senior officer in charge of the servicing function)

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